Form 10-K
period 2021-12-31
AmeriCredit Automobile Receivables Trust 2021-3
filed 2022-03-25
CIK 1888143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission file number of the issuing entity: 333-228632-09

CIK number of issuing entity: 0001888143

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2021-3

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-228632

CIK number of depositor: 0001347185

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

CIK number of sponsor: 0001002761

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	87-6675650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	[RESERVED]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not applicable
(2)	Not applicable
(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of November 17, 2021, between AmeriCredit Automobile Receivables Trust 2021-3 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2021-3 (File No. 333-228632-09) with the SEC on November 18, 2021).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of November 17, 2021, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2021-3 (File No. 333-228632-09) with the SEC on November 18, 2021).

Exhibit 4.3	Sale and Servicing Agreement, dated as of November 17, 2021, among AmeriCredit Automobile Receivables Trust 2021-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2021-3 (File No. 333-228632-09) with the SEC on November 18, 2021).

Exhibit 10.1	Purchase Agreement, dated as of November 17, 2021, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2021-3 (File No. 333-228632-09) with the SEC on November 18, 2021).

Exhibit 10.6	Asset Representations Review Agreement, dated as of November 17, 2021, among AmeriCredit Automobile Receivables Trust 2021-3, AmeriCredit Financial Services, Inc., and Clayton Fixed Income Services LLC, as Asset Representation Reviewer (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2021-3 (File No. 333-228632-09) with the SEC on November 18, 2021).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2021.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c)	Not applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVE INSTRUMENTS (FINANCIAL INFORMATION)

There is no external credit enhancement or other support provider that is liable to provide payments supporting any notes or certificates issued by the Issuing Entity.

ITEM 1115(b) OF REGULATION AB. CERTAIN DERIVATIVE INSTRUMENTS (FINANCIAL INFORMATION)

No entity provides any derivative instruments that are used to alter the payment characteristics of the cash flows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

The Sponsor and the Servicer

The sponsor is subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against the sponsor could take the form of class actions. The outcomes of these proceedings are inherently uncertain, and thus the sponsor cannot confidently predict how or when these proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm to the sponsor, and could materially and adversely affect the interest of the noteholders or the servicer’s ability to perform its duties under the transaction documents.

The Trustee and the Trust Collateral Agent

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization, or RMBS, transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2021.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Susan B. Sheffield
Name: Susan B. Sheffield
Title: Executive Vice President and Chief Financial Officer
Dated: March 4, 2022

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.