Form 10-K
period 2022-12-31
AmeriCredit Automobile Receivables Trust 2021-3
filed 2023-03-16
CIK 1888143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
CIK number of sponsor: 0001002761

AMERICREDIT FINANCIAL SERVICES, INC.
(Exact name of sponsor as specified in its charter)

Delaware	87-6675650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐        No ☒

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
ITEM 9B.    OTHER INFORMATION

None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Not applicable
	(2)	Not applicable
	(3)	As reported under clause (b)

(b)

Exhibit Number	Description

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

Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2022.

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
ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

The Sponsor and the Servicer

The sponsor is subject to various pending and potential legal and regulatory proceedings in the ordinary course of business, including litigation, arbitration, claims, investigations, examinations, subpoenas and enforcement proceedings. Some litigation against the sponsor could take the form of class actions. The outcome of these proceedings is inherently uncertain, and thus the sponsor cannot confidently predict how or when proceedings will be resolved. An adverse outcome in one or more of these proceedings could result in substantial damages, settlements, fines, penalties, diminished income or reputational harm to the sponsor, and could materially and adversely affect the interests of the noteholders or the servicer’s ability to perform its duties under the Transaction Documents.

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
Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2022.

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

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Susan B. Sheffield
	Name:	Susan B. Sheffield
	Title:	Executive Vice President and Chief Financial Officer
	Dated:	March 3, 2023

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