Form 10-K
period 2023-12-31
AmeriCredit Automobile Receivables Trust 2021-3
filed 2024-03-22
CIK 1888143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None.
PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1C.	CYBERSECURITY
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
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
ITEM 9B.    OTHER INFORMATION

None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Not applicable
	(2)	Not applicable
	(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Articles of Incorporation, dated as of March 1, 2023, of AFS SenSub Corp. (incorporated by reference from Exhibit 3.1 of the Form SF-3 filed by AFS SenSub Corp. (File No. 333-275606) with the SEC on November 16, 2023).
Exhibit 3.2	Amended and Restated Bylaws, dated as of March 1, 2023, of AFS SenSub Corp. (incorporated by reference from Exhibit 3.2 of the Form SF-3 filed by AFS SenSub Corp. (File No. 333-275606) with the SEC on November 16, 2023).
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

Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2023.

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
Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2023.

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

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Susan B. Sheffield
	Name:	Susan B. Sheffield
	Title:	Executive Vice President and Chief Financial Officer
	Dated:	March 4, 2024

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