Form 10-K
period 2024-12-31
AmeriCredit Automobile Receivables Trust 2021-3
filed 2025-03-24
CIK 1888143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2024.

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
Exhibit 33.1
Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2024.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

The Assessment of Compliance with Applicable Servicing Criteria provided by The Bank of New York Mellon that is included in this report as Exhibit 33.2 includes references to certain Material Instances of Noncompliance by The Bank of New York Mellon. After reviewing information provided by The Bank of New York Mellon, we have ascertained that those instances of noncompliance do not relate to the transactions entered into by the issuing entity, do not relate to the same class of assets as those backing the asset-backed securities described in this report, and do not relate to activities performed by The Bank of New York Mellon pursuant to the transactions relating to the asset-backed securities described in this report.
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

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Susan B. Sheffield
	Name:	Susan B. Sheffield
	Title:	Executive Vice President and Chief Financial Officer
	Date:	March 4, 2025

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